Form 10-Q
period 2003-06-30
NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL FUNDING CORP; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL ACQUISITION CORP
filed 2003-08-13
CIK 934666, 1059025, 934665, 934667, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Organization, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

33-87902	ESI TRACTEBEL FUNDING CORP. (a Delaware corporation)	04-3255377
33-87902-02	NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a Massachusetts limited partnership)	04-2955642
33-87902-01	NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a New Jersey limited partnership)	04-2955646
333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2003, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of July 31, 2003, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, a limited partnership, North Jersey Energy Associates, a limited partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

The Partnerships were developed and are operated as qualifying facilities (QFs) under PURPA and the regulations promulgated thereunder by the FERC. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement, the Partnerships sell steam under long-term sales agreements to two unrelated third parties for use in gas and chemical processing facilities to maintain their QF status. The Partnerships are dependent upon the on-going operations of these facilities. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement and one power purchaser to terminate its power purchase agreement.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to four regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants' results of operations can be affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S. and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as registrant-specific events.
•

The registrants are substantially leveraged. The ability of the registrants to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants are also subject to restrictive covenants under their debt agreements that will limit the ability to borrow additional funds.

•

All obligations of the Partnerships are non-recourse to the direct and indirect owners of the registrants. Following any default by the Partnerships, security is limited to the owners' economic interests in the Partnerships. The owners have no meaningful revenues other than the distributions they receive from the Partnerships. In the event of default, the ability of the owners to satisfy any obligations will be limited to amounts payable by the Partnerships as distributions.

The issues and associated risks and uncertainties described above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$45,713	$45,878
Accounts receivable	61,707	42,632
Due from related party	3,031	1,623
Spare parts inventories	11,360	9,735
Fuel inventories	5,433	7,832
Prepaid expenses and other current assets	12,736	7,900

Total current assets	139,980	115,600

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,365 and $3,067, respectively)	3,595	3,893
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $118,464 and $108,583, respectively)	400,628	410,509
Power purchase agreements (net of accumulated amortization of $289,406 and $260,595, respectively)	599,350	628,161
Other assets	6	7

Total non-current assets	1,008,291	1,047,282

TOTAL ASSETS	$1,148,271	$1,162,882

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$26,191	$23,818
Current portion of note payable - the Acquisition Corp.	8,800	8,800
Accounts payable	13,444	16,689
Due to related parties	15,320	7,425
Other accrued expenses	9,938	8,495

Total current liabilities	73,693	65,227

Non-current liabilities:
Deferred credit - fuel contract	153,673	161,039
Notes payable - the Funding Corp.	337,932	352,214
Note payable - the Acquisition Corp.	198,000	202,400
Energy bank and other liabilities	115,008	146,868
Lease payable	827	878

Total non-current liabilities	805,440	863,399

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,018	4,482
Limited partners	252,807	226,571
Accumulated other comprehensive income	11,313	3,203

Total partners' equity	269,138	234,256

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,148,271	$1,162,882

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES	$99,297	$90,547	$207,518	$192,944

COSTS AND EXPENSES (INCOME):
Fuel	47,583	40,745	99,834	89,507
Operations and maintenance	3,744	3,913	7,105	7,348
Depreciation and amortization	19,443	18,915	38,692	37,829
General and administrative	2,133	2,064	4,752	3,972
Gain on energy bank settlement	-	-	(11,112)	-

Total costs and expenses	72,903	65,637	139,271	138,656

OPERATING INCOME	26,394	24,910	68,247	54,288

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	150	157	298	313
Interest expense	16,396	17,337	32,824	34,857
Interest income	(253)	(223)	(378)	(401)
Other income	(96)	-	(201)	-
Change in fair value of derivatives	861	(17)	3,428	(3,478)

Total other expense - net	17,058	17,254	35,971	31,291

NET INCOME	$9,336	$7,656	$32,276	$22,997

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,648	$60,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,757)

Net cash used in investing activities	-	(1,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(11,909)	-
Principal payment on the Acquisition Corp. note	(4,400)	-
Distributions to partners	(5,504)	(30,878)

Net cash used in financing activities	(21,813)	(30,878)

Net increase (decrease) in cash and cash equivalents	(165)	28,127
Cash and cash equivalents at beginning of period	45,878	45,003

Cash and cash equivalents at end of period	$45,713	$73,130

These reports should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$44,778	$44,943
Accounts receivable	61,707	42,632
Due from related party	3,031	1,616
Spare parts inventories	11,360	9,735
Fuel inventories	5,433	7,832
Prepaid expenses and other current assets	12,722	7,892

Total current assets	139,031	114,650

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $118,464 and $108,583, respectively)	400,628	410,509
Power purchase agreements (net of accumulated amortization of $289,406 and $260,595, respectively)	599,350	628,161
Other assets	6	7

Total non-current assets	1,004,696	1,043,389

TOTAL ASSETS	$1,143,727	$1,158,039

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$26,191	$23,818
Accounts payable	13,444	16,689
Due to related parties	15,080	7,430
Other accrued expenses	9,938	8,495

Total current liabilities	64,653	56,432

Non-current liabilities:
Deferred credit - fuel contract	153,673	161,039
Notes payable - the Funding Corp.	337,932	352,214
Energy bank and other liabilities	114,856	146,716
Lease payable	827	878

Total non-current liabilities	607,288	660,847

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,605	4,376
Limited partners	455,868	433,181
Accumulated other comprehensive income	11,313	3,203

Total partners' equity	471,786	440,760

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,143,727	$1,158,039

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES	$99,536	$90,547	$207,757	$192,944

COSTS AND EXPENSES (INCOME):
Fuel	47,583	40,745	99,834	89,507
Operations and maintenance	3,744	3,913	7,105	7,348
Depreciation and amortization	19,443	18,915	38,692	37,829
General and administrative	2,129	2,064	4,748	3,972
Gain on energy bank settlement	-	-	(11,112)	-

Total costs and expenses	72,899	65,637	139,267	138,656

OPERATING INCOME	26,637	24,910	68,490	54,288

OTHER EXPENSE (INCOME):
Interest expense	12,099	12,943	24,308	26,068
Interest income	(232)	(182)	(357)	(357)
Other income	(101)	-	(209)	-
Change in fair value of derivatives	861	(17)	3,428	(3,478)

Total other expense - net	12,627	12,744	27,170	22,233

NET INCOME	$14,010	$12,166	$41,320	$32,055

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,260	$60,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,757)

Net cash used in investing activities	-	(1,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(11,909)	-
Distributions to partners	(29,516)	(44,067)

Net cash used in financing activities	(41,425)	(44,067)

Net increase (decrease) in cash and cash equivalents	(165)	14,895
Cash and cash equivalents at beginning of period	44,943	43,969

Cash and cash equivalents at end of period	$44,778	$58,864

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Assumption of liability by parent company	$11,112	$-

These reports should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	26,191	23,818

Total current assets	26,192	23,819

Notes receivable from the Partnerships	337,932	352,214

TOTAL ASSETS	$364,124	$376,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$26,191	$23,818

Debt securities payable	337,932	352,214

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,124	$376,033

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income	$8,954	$9,478	$17,909	$18,957
Interest expense	(8,954)	(9,478)	(17,909)	(18,957)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	11,909	-

Net cash provided by investing activities	11,909	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(11,909)	-

Net cash used in financing activities	(11,909)	-

Net increase in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Current portion of note receivable from NE LP	$8,800	$8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	198,000	202,400

Total non-current assets	198,152	202,552

TOTAL ASSETS	$206,952	$211,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$25	$23
Current portion of debt securities payable	8,800	8,800

Total current liabilities	8,825	8,823

Non-current liabilities:
Debt securities payable	198,000	202,400
Other	79	85

Total non-current liabilities	198,079	202,485

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	48	44

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$206,952	$211,352

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income	$4,218	$4,394	$8,437	$8,789
Interest expense	(4,215)	(4,391)	(8,431)	(8,782)

Income before income taxes	3	3	6	7
Income tax expense	(1)	(1)	(2)	(2)

NET INCOME	$2	$2	$4	$5

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	4,400	-

Net cash provided by investing activities	4,400	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(4,400)	-

Net cash used in financing activities	(4,400)	-

Net increase in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2002 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in prior year's consolidated and combined financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2002	$1,158	$114,666	$115,824	$3,218	$318,515	$321,733	$4,376	$433,181	$437,557	(a)
Balances, June 30, 2003	$1,440	$142,590	$144,030	$3,165	$313,278	$316,443	$4,605	$455,868	$460,473	(b)

(a)	Exclusive of accumulated other comprehensive income of $3,203.
(b)	Exclusive of accumulated other comprehensive income of $11,313.

2. Accounting for Derivative Instruments and Hedging Activities

Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at June 30, 2003 is approximately $11.3 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2004, all of which are expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $5.9 million and $12.1 million into earnings from accumulated other comprehensive income for the three and six months ended June 30, 2003, respectively. The effective portion of the net gain/(loss) on cash flow hedges included within other comprehensive income was a net gain of approximately $6.4 million and a net loss of approximately $0.4 million for the three months ended June 30, 2003 and 2002, respectively. The effective portion of the net gain on cash flow hedges included within other comprehensive income was approximately $20.2 million and $6.7 million for the six months ended June 30, 2003 and 2002, respectively.

In April 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. (FAS) 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. For implementation issues that were modified in the amendment process, the new guidance will be applied prospectively for contracts entered into or modified after June 30, 2003. The registrants are evaluating the effects, if any, the modifications would have on their financial statements.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains/(losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $0.5 million and $(2.7) million for the three months ended June 30, 2003 and 2002, respectively, and approximately $8.1 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Thousands of Dollars)

NE LP	$9,812	$4,909	$40,386	$27,490
The Partnerships	$14,486	$9,419	$49,430	$36,548

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at June 30, 2003 were as follows:

NE LP AND THE PARTNERSHIPS June 30, 2003 (Thousands of Dollars)

	2003	2004 - 05	2006 - 07	Thereafter	Total

CONTRACTUAL OBLIGATIONS

Long-term debt	$16,309	$91,513	$141,861	$321,240	$570,923
Operating leases	126	534	582	1,395	2,637
Other long-term obligations:
Energy bank liability	-	-	-	111,645	111,645
Administrative agreement(a)	300	1,200	1,200	6,000	8,700
O&M agreement(a)	750	3,000	3,000	12,000	18,750
Fuel management agreement(a)	450	1,800	1,800	13,500	17,550

Total contractual obligations	$17,935	$98,047	$148,443	$465,780	$730,205

(a)	Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation.

In February 2003, NJEA reached an agreement to modify the gas index used for calculating the energy price in an existing power purchase agreement with a New Jersey utility. The modification was necessary because the original index described in the power purchase agreement no longer existed at August 14, 2002. The new index rate, effective as of August 14, 2002 and adjusted annually on that date, resulted in an increase of $9.2 million in revenue to NJEA, which was paid in March 2003 of which $7.7 million pertains to 2002. This agreement is subject to the approval of the New Jersey Board of Public Utilities.

5. Energy Bank Balances

NEA and NJEA sell substantially all their output under power purchase agreements. Two of the power purchase agreements required the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on the power purchase agreement (Montaup PPA) with Montaup Electric Company (Montaup) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the Montaup PPA. The power purchaser, New England Power Company, successor to Montaup (NEP), disputed this position. NEP contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, NEP filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the Montaup PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and Constellation Power Source, Inc. (CPS), acting on its behalf and on behalf of NEP. The registrants understand that, under a 1998 power purchase agreement between Montaup and CPS (CPS PPA), CPS acts as agent and representative of NEP with respect to the Montaup PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the Montaup PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP was to pay approximately $11.1 million plus interest to CPS on or before December 31, 2003, which it paid in June 2003.

As a condition to this settlement, CPS entered into an agreement (PMI Agreement) with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI). Under the terms of the PMI Agreement, until termination of the Montaup PPA, PMI is to purchase power from CPS under the same terms as CPS purchases power under the Montaup PPA, as NEP's agent and representative pursuant to the CPS PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the Montaup PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

6. Variable Interest Entities

In January 2003, FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for special purpose entities. As a result, entities that are deemed to be variable interest entities (VIEs) in which any of the registrants are considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns. Under their current structure, none of the registrants believe they will be required to consolidate any VIEs beginning in July 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2002 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the corresponding periods of the prior year.

Results of Operations

NE LP and the Partnerships - Net income increased for the three months ended June 30, 2003 primarily due to higher revenues and lower interest expense, offset by increased fuel costs and net unrealized mark-to-market losses on derivatives. Net income increased for the six months ended June 30, 2003 primarily due to the gain recognized on the energy bank settlement. Excluding this gain, net income decreased for the six months ended June 30, 2003 primarily due to increased expenses including fuel costs and net unrealized mark-to-market losses on derivatives, partly offset by higher revenues and lower interest expense.

Revenues for the three months ended June 30, 2003 increased primarily as a result of increased electricity sales prices and higher volume under certain power purchase agreements and increased production due to a planned outage at the Sayreville facility in 2002. NE LP revenues for the three months ended June 30, 2003 and 2002 were comprised of $98.4 million and $89.6 million of power sales to utilities and $0.9 million and $0.9 million of steam sales, respectively. Partnerships' revenues for the three months ended June 30, 2003 and 2002 were comprised of $98.6 million and $89.6 million of power sales to utilities and $0.9 million and $0.9 million of steam sales, respectively. Power sales to utilities for NE LP and the Partnerships for the three months ended June 30, 2003 and 2002 reflect a decrease in utility energy bank balances which increased reported revenues by $7.2 million and $6.6 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the three months ended June 30, 2003 increased primarily due to increased prices of natural gas required to fuel the facilities and higher volume due to increased production. These fuel costs for the three months ended June 30, 2003 and 2002 were partly offset by deferred credit amortization for fuel contracts of $3.7 million and $5.2 million, respectively.

For the three months ended June 30, 2003 and 2002, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $(0.9) million and $17 thousand, respectively, representing the net change in fair value of derivative instruments.

Revenues for the six months ended June 30, 2003 increased primarily due to higher electricity sales prices and higher volume under certain power purchase agreements offset by lower volume at the Sayreville facility due to curtailments. NE LP revenues for the six months ended June 30, 2003 and 2002 were comprised of $205.9 million and $190.9 million of power sales to utilities and $1.6 million and $2.0 million of steam sales, respectively. Partnerships' revenues for the six months ended June 30, 2003 and 2002 were comprised of $206.2 million and $190.9 million of power sales to utilities and $1.6 million and $2.0 million of steam sales, respectively. Power sales to utilities for NE LP and the Partnerships for the six months ended June 30, 2003 and 2002 reflect a decrease in utility energy bank balances which increased reported revenues by $14.5 million and $13.7 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the six months ended June 30, 2003 increased primarily as a result of increased prices of natural gas required to fuel the facilities offset by lower volume due to gas curtailments. These fuel costs for the six months ended June 30, 2003 and 2002 were partly offset by deferred credit amortization for fuel contracts of $7.4 million and $10.4 million, respectively.

For the six months ended June 30, 2003 and 2002, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $(3.4) million and $3.5 million, respectively, representing the net change in fair value of derivative instruments.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on the power purchase agreement (Montaup PPA) with Montaup Electric Company (Montaup) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the Montaup PPA. The power purchaser, New England Power Company, successor to Montaup (NEP), disputed this position. NEP contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, NEP filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the Montaup PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and Constellation Power Source, Inc. (CPS), acting on its behalf and on behalf of NEP. The registrants understand that, under a 1998 power purchase agreement between Montaup and CPS (CPS PPA), CPS acts as agent and representative of NEP with respect to the Montaup PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the Montaup PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP was to pay approximately $11.1 million plus interest to CPS on or before December 31, 2003, which it paid in June 2003.

As a condition to this settlement, CPS entered into an agreement (PMI Agreement) with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI). Under the terms of the PMI Agreement, until termination of the Montaup PPA, PMI is to purchase power from CPS under the same terms as CPS purchases power under the Montaup PPA, as NEP's agent and representative pursuant to the CPS PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the Montaup PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

In February 2003, NJEA reached an agreement to modify the gas index used for calculating the energy price in an existing power purchase agreement with a New Jersey utility. The modification was necessary because the original index described in the power purchase agreement no longer existed at August 14, 2002. The new index rate, effective as of August 14, 2002 and adjusted annually on that date, resulted in an increase of $9.2 million in revenue to NJEA, which was paid in March 2003 of which $7.7 million pertains to 2002. This agreement is subject to the approval of the New Jersey Board of Public Utilities.

In May 2003, NJEA entered into an agreement with the New Jersey utility mentioned above to amend and restate the power purchase agreement. The agreement provides for, among other things, the delivery of electricity to the utility from sources other than NJEA's facility at a payment that is less than the payment required under the existing power purchase agreement. Implementation of the agreement is contingent upon certain conditions being met, including, but not limited to, approval of the New Jersey Board of Public Utilities. Some of these conditions are considered significant. If these conditions are not satisfied there is a possibility that the agreement may not become effective, and in that event the existing power purchase agreement would remain in effect. Subject to satisfaction or waiver of the conditions, management of NJEA expects the agreement to become effective in the fourth quarter of 2003.

In March 2003, NEA bifurcated the fuel supply contract with one of its suppliers who currently provides approximately 65% of NEA's daily fuel requirements. In July 2003, NEA entered into two agreements with this supplier to terminate one of the agreements that provided for the purchase of 13,399 mmbtu/day and to partially terminate the other agreement that provided for the purchase of 35,418 mmbtu/day. Under the terms of the partial termination agreement the daily delivery of fuel may be reduced to 12,507 mmbtu/day. Implementation of these agreements is contingent upon certain conditions being met, including satisfaction of the relevant provisions of bond indentures and payment of a termination fee by NEA. If these agreements are implemented, NEA intends to enter into replacement long-term gas supply contracts with related parties. Provided the conditions specified in both contracts are met, management of NEA expects the termination agreement to become effective in September 2003 and the partial termination agreement to become effective in the fourth quarter of 2003.

Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on their outstanding debt.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2003, the Funding Corp. and the Acquisition Corp. made the scheduled debt service payments. The debt service payments due on June 30, 2002, a non-business day, were made on July 1, 2002. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in 2003 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 were primarily due to timing of cash receipts under certain agreements and interest payments on the debt. Net cash provided by operating activities for NE LP also reflects the payment of $11.1 million plus interest to CPS in accordance with the energy bank settlement previously discussed. Cash distributions to partners for the six months ended June 30, 2003 and 2002 for NE LP were $5.5 million and $30.9 million, respectively. Cash distributions to partners for the six months ended June 30, 2003 and 2002 for the Partnerships were $29.5 million and $44.1 million, respectively.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2003, NE LP and Partnerships made the scheduled debt service payments. The debt service payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

NE LP and the Partnerships' long-term contractual obligations at June 30, 2003 are shown in Note 4.
Market Risk Sensitivity

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchased call options to establish a maximum price for natural gas, and written put options were executed to offset the cost of the purchased call options. In order to mitigate the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002 and gas swap agreements in June 2003.

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolio. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2003 and December 31, 2002, the VaR figures for hedges in accumulated other comprehensive income (in thousands) are as follows:

December 31, 2002	$1,196
June 30, 2003	$1,009
Average for the period ended June 30, 2003	$996

New Accounting Rules
Variable Interest Entities (VIEs) - In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 6.
Derivative Instruments - In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." See Note 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, each of the registrants performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the registrants concluded that the registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the registrant required to be included in the registrant's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no significant change in any registrant's internal control over financial reporting that occurred during such registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, such registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 3. Legal Proceedings in the registrants' 2002 Form 10-K and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for the period ended March 31, 2003.
In June 2003, NE LP paid approximately $11.1 million plus interest to CPS in accordance with the terms of the settlement of the arbitration and restructuring of the Montaup PPA.
Item 5. Other Information
(a) Reference is made to Item 1. Business - Partnerships' Operations in the 2002 Form 10-K for the registrants.

For information regarding an amended and restated power purchase agreement of NJEA, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

For information regarding NEA's long-term gas supply agreements, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.
For information regarding energy bank balances and power purchase agreements, see Note 5.
(b) Reference is made to Item 1. Business - Environmental in the 2002 Form 10-K for the registrants.

On April 29, 2003, NJEA discovered a software error that resulted in a possible underreporting of the facility's NOx emissions for the ozone season of 2002. NJEA sent a corrected emissions report to the New Jersey Department of Environmental Protection (DEP) and the United States Environmental Protection Agency (EPA) on May 6, 2003 after confirming that emissions had been underreported. As a result of the underreporting, EPA assessed NJEA with an excess emissions deduction by reducing the facility's 2003 NOx allowance account by a net deduction of 21 tons. There is a possibility that NJEA may be assessed a penalty by the DEP. However, it is not expected that this matter will have a material impact on either the facility's ability to operate in its normal course of business or on the condensed consolidated and condensed combined financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	10(1)	Termination Agreement, dated as of July 11, 2003, between ProGas Limited and NEA.
	10(2)	Partial Termination Agreement, dated July 11, 2003, between ProGas Limited and NEA.
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
31(e)

Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

31(f)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

31(g)

Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

31(h)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

	31(i)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
31(j)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

	32(a)	Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	32(b)	Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
32(c)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

32(d)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

32(e)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

(b)	Reports on Form 8-K
A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 29, 2003 by the registrants reporting events under Item 5. Other Events and Regulation FD Disclosure.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
(Registrants)

Date: August 12, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)